Form 10-K
period 2019-12-31
CSAIL 2017-CX9 Commercial Mortgage Trust
filed 2020-03-20
CIK 1716602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The Park Center Phase I Mortgage Loan, The Boulders Resort & Spa Mortgage Loan, the JW Marriott Chicago Mortgage Loan, the Center 78 Mortgage Loan, the 300 Montgomery Mortgage Loan, the Acropolis Garden Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan and the Apex Fort Washington Mortgage Loan, which constituted approximately 9.3%, 5.8%, 4.7%, 4.2%, 4.2%, 2.9%, 2.3% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Park Center Phase I Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to The Boulders Resort & Spa Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the JW Marriott Chicago Mortgage Loan which is an asset of the issuing entity and two other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity, (d) with respect to the Center 78 Mortgage Loan which is an asset of the issuing entity and one other pari passu loan and one subordinate companion loan, each of which is not an asset of the issuing entity, (e) with respect to the 300 Montgomery Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (f) with respect to the Acropolis Garden Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (g) with respect to the Carolina Hotel Portfolio Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity and (h) with respect to the Apex Fort Washington Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Park Center Phase I Mortgage Loan, The Boulders Resort & Spa Mortgage Loan, the JW Marriott Chicago Mortgage Loan, the Center 78 Mortgage Loan, the 300 Montgomery Mortgage Loan, the Acropolis Garden Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan and the Apex Fort Washington Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 245 Park Avenue Mortgage Loan, which constituted approximately 6.3% of the asset pool of the issuing entity as of its cut-off date.  The 245 Park Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 245 Park Avenue Mortgage Loan and twenty-one other pari passu loans and five subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the 245 Park Avenue Trust 2017-245P transaction (the “245 Park Avenue 2017-245P Transaction”). This loan combination, including the 245 Park Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the 245 Park Avenue 2017-245P Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 85 Broad Street Mortgage Loan, which constituted approximately 5.2% of the asset pool of the issuing entity as of its cut-off date.  The 85 Broad Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 85 Broad Street Mortgage Loan and three other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSAIL 2017-C8 Commercial Mortgage Trust transaction, Commission File Number 333-207361-05 (the “CSAIL 2017-C8 Transaction”). This loan combination, including the 85 Broad Street Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-C8 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the West Town Mall Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The West Town Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the West Town Mall Mortgage Loan and three other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the West Town Mall Trust 2017-KNOX transaction (the “WTOWN 2017-KNOX Transaction”). This loan combination, including the West Town Mall Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the WTOWN 2017-KNOX Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Two Independence Square Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date.  The Two Independence Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Two Independence Square Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSMC 2017-MOON transaction (the “CSMC 2017-MOON Transaction”). This loan combination, including the Two Independence Square Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CSMC 2017-MOON Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the IC Leased Fee Hotel Portfolio Mortgage Loan, which constituted approximately 1.3% of the asset pool of the issuing entity as of its cut-off date.  The IC Leased Fee Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the IC Leased Fee Hotel Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the UBS Commercial Mortgage Trust 2017-C3 transaction, Commission File Number 333-207340-03 (the “UBS 2017-C3 Transaction”). This loan combination, including the IC Leased Fee Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C3 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Westin Building Exchange Mortgage Loan, which constituted approximately 7.9% of the asset pool of the issuing entity as of its cut-off date.  The Westin Building Exchange Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Westin Building Exchange Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2017-BNK7 transaction, Commission File Number 333-206677-18 (the “BANK 2017-BNK7 Transaction”). This loan combination, including the Westin Building Exchange Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2017-BNK7 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Westin Building Exchange Mortgage Loan, the 245 Park Avenue Mortgage Loan and the 85 Broad Street Mortgage Loan and the primary servicer and special servicer of the West Town Mall Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Westin Building Exchange Mortgage Loan, the Two Independence Square Mortgage Loan, the 245 Park Avenue Mortgage Loan, the 85 Broad Street Mortgage Loan, the West Town Mall Mortgage Loan and the IC Leased Fee Hotel Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

AEGON USA Realty Advisors, LLC is the special servicer of the Two Independence Square Mortgage Loan and the 245 Park Avenue Mortgage Loan. As a result, AEGON USA Realty Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by AEGON USA Realty Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the Two Independence Square Mortgage Loan, the 85 Broad Street Mortgage Loan and the IC Leased Fee Hotel Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of The Park Center Phase I Mortgage Loan, The Boulders Resort & Spa Mortgage Loan, the JW Marriott Chicago Mortgage Loan, the Center 78 Mortgage Loan, the 300 Montgomery Mortgage Loan, the Acropolis Garden Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan, the Apex Fort Washington Mortgage Loan, the Two Independence Square Mortgage Loan and the IC Leased Fee Hotel Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the CSMC 2017-MOON Transaction and the pooling and servicing agreement for the UBS 2017-C3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Two Independence Square Mortgage Loan and the IC Leased Fee Hotel Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the 245 Park Avenue Mortgage Loan, the 85 Broad Street Mortgage Loan, the West Town Mall Mortgage Loan and the Westin Building Exchange Mortgage Loan.  Pursuant to the pooling and servicing agreement for the 245 Park Avenue 2017-245P Transaction, the pooling and servicing agreement for the CSAIL 2017-C8 Transaction, the trust and servicing agreement for the WTOWN 2017-KNOX Transaction and the pooling and servicing agreement for the BANK 2017-BNK7 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 245 Park Avenue Mortgage Loan, the 85 Broad Street Mortgage Loan, the West Town Mall Mortgage Loan and the Westin Building Exchange Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the 245 Park Avenue Mortgage Loan, the 85 Broad Street Mortgage Loan, the West Town Mall Mortgage Loan and the Westin Building Exchange Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 245 Park Avenue Mortgage Loan, the 85 Broad Street Mortgage Loan, the West Town Mall Mortgage Loan, the Two Independence Square Mortgage Loan, the IC Leased Fee Hotel Portfolio Mortgage Loan and the Westin Building Exchange Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 85 Broad Street Mortgage Loan and the IC Leased Fee Hotel Portfolio Mortgage Loan, the servicer compliance statement of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the 85 Broad Street Mortgage Loan and the IC Leased Fee Hotel Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 245 Park Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the 245 Park Avenue 2017-245P Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the 245 Park Avenue 2017-245P Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the 245 Park Avenue 2017-245P Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.4        Wells Fargo Bank, National Association, as Custodian

33.5        Pentalpha Surveillance LLC, as Operating Advisor

33.6        KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 33.1)

33.7        Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 33.2)

33.8        Wells Fargo Bank, National Association, as Trustee of the Park Center Phase I Mortgage Loan (Omitted. See Explanatory Notes.)

33.9        Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 33.4)

33.10      Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan (see Exhibit 33.5)

33.11      KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.12      Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.2)

33.13      Wells Fargo Bank, National Association, as Trustee of The Boulders Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

33.14      Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.4)

33.15      Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.5)

33.16      KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.1)

33.17      Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.2)

33.18      Wells Fargo Bank, National Association, as Trustee of the JW Marriott Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

33.19      Wells Fargo Bank, National Association, as Custodian of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.4)

33.20      Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.5)

33.21      KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.1)

33.22      Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.2)

33.23      Wells Fargo Bank, National Association, as Trustee of the 300 Montgomery Mortgage Loan (Omitted. See Explanatory Notes.)

33.24      Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 33.4)

33.25      Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 33.5)

33.26      KeyBank National Association, as Primary Servicer of the Center 78 Mortgage Loan (see Exhibit 33.1)

33.27      Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 33.2)

33.28      Wells Fargo Bank, National Association, as Trustee of the Center 78 Mortgage Loan (Omitted. See Explanatory Notes.)

33.29      Wells Fargo Bank, National Association, as Custodian of the Center 78 Mortgage Loan (see Exhibit 33.4)

33.30      Pentalpha Surveillance LLC, as Operating Advisor of the Center 78 Mortgage Loan (see Exhibit 33.5)

33.31      KeyBank National Association, as Primary Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 33.1)

33.32      Rialto Capital Advisors, LLC, as Special Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 33.2)

33.33      Wells Fargo Bank, National Association, as Trustee of the Acropolis Garden Mortgage Loan (Omitted. See Explanatory Notes.)

33.34      Wells Fargo Bank, National Association, as Custodian of the Acropolis Garden Mortgage Loan (see Exhibit 33.4)

33.35      Pentalpha Surveillance LLC, as Operating Advisor of the Acropolis Garden Mortgage Loan (see Exhibit 33.5)

33.36      KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.37      Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.38      Wells Fargo Bank, National Association, as Trustee of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.39      Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.40      Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.41      KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 33.1)

33.42      Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 33.2)

33.43      Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.45      Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 33.5)

33.46      Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

33.47      AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

33.48      Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.49      Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.50      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

33.51      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.52      National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.53      Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan (see Exhibit 33.46)

33.54      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan

33.55      Wilmington Trust, National Association, as Trustee of the 85 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.56      Wells Fargo Bank, National Association, as Custodian of the 85 Broad Street Mortgage Loan (see Exhibit 33.4)

33.57      Park Bridge Lender Services LLC, as Operating Advisor of the 85 Broad Street Mortgage Loan

33.58      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 85 Broad Street Mortgage Loan (see Exhibit 33.51)

33.59      National Tax Search, LLC, as Servicing Function Participant of the 85 Broad Street Mortgage Loan (see Exhibit 33.52)

33.60      Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 33.46)

33.61      Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 33.46)

33.62      Wilmington Trust, National Association, as Trustee of the West Town Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.63      Wells Fargo Bank, National Association, as Custodian of the West Town Mall Mortgage Loan (see Exhibit 33.4)

33.64      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 33.51)

33.65      National Tax Search, LLC, as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 33.52)

33.66      KeyBank National Association, as Primary Servicer of the Two Independence Square Mortgage Loan (see Exhibit 33.1)

33.67      AEGON USA Realty Advisors, LLC, as Special Servicer of the Two Independence Square Mortgage Loan (see Exhibit 33.47)

33.68      Wells Fargo Bank, National Association, as Trustee of the Two Independence Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.69      Wells Fargo Bank, National Association, as Custodian of the Two Independence Square Mortgage Loan (see Exhibit 33.4)

33.70      Park Bridge Lender Services LLC, as Operating Advisor of the Two Independence Square Mortgage Loan (see Exhibit 33.57)

33.71      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 33.54)

33.72      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 33.54)

33.73      Wells Fargo Bank, National Association, as Trustee of the IC Leased Fee Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.74      Wells Fargo Bank, National Association, as Custodian of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.75      Park Bridge Lender Services LLC, as Operating Advisor of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 33.57)

33.76      Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 33.46)

33.77      Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 33.2)

33.78      Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

33.79      Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 33.4)

33.80      Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 33.5)

33.81      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 33.51)

33.82      National Tax Search, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 33.52)

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

34.4        Wells Fargo Bank, National Association, as Custodian

34.5        Pentalpha Surveillance LLC, as Operating Advisor

34.6        KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 34.1)

34.7        Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 34.2)

34.8        Wells Fargo Bank, National Association, as Trustee of the Park Center Phase I Mortgage Loan (Omitted. See Explanatory Notes.)

34.9        Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 34.4)

34.10      Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan (see Exhibit 34.5)

34.11      KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.12      Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.2)

34.13      Wells Fargo Bank, National Association, as Trustee of The Boulders Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

34.14      Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.4)

34.15      Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.5)

34.16      KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.1)

34.17      Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.2)

34.18      Wells Fargo Bank, National Association, as Trustee of the JW Marriott Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

34.19      Wells Fargo Bank, National Association, as Custodian of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.4)

34.20      Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.5)

34.21      KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.1)

34.22      Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.2)

34.23      Wells Fargo Bank, National Association, as Trustee of the 300 Montgomery Mortgage Loan (Omitted. See Explanatory Notes.)

34.24      Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 34.4)

34.25      Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 34.5)

34.26      KeyBank National Association, as Primary Servicer of the Center 78 Mortgage Loan (see Exhibit 34.1)

34.27      Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 34.2)

34.28      Wells Fargo Bank, National Association, as Trustee of the Center 78 Mortgage Loan (Omitted. See Explanatory Notes.)

34.29      Wells Fargo Bank, National Association, as Custodian of the Center 78 Mortgage Loan (see Exhibit 34.4)

34.30      Pentalpha Surveillance LLC, as Operating Advisor of the Center 78 Mortgage Loan (see Exhibit 34.5)

34.31      KeyBank National Association, as Primary Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 34.1)

34.32      Rialto Capital Advisors, LLC, as Special Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 34.2)

34.33      Wells Fargo Bank, National Association, as Trustee of the Acropolis Garden Mortgage Loan (Omitted. See Explanatory Notes.)

34.34      Wells Fargo Bank, National Association, as Custodian of the Acropolis Garden Mortgage Loan (see Exhibit 34.4)

34.35      Pentalpha Surveillance LLC, as Operating Advisor of the Acropolis Garden Mortgage Loan (see Exhibit 34.5)

34.36      KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.37      Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.38      Wells Fargo Bank, National Association, as Trustee of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.39      Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.40      Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.41      KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 34.1)

34.42      Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 34.2)

34.43      Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.45      Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 34.5)

34.46      Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

34.47      AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

34.48      Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.49      Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.50      Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

34.51      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.52      National Tax Search, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.53      Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan (see Exhibit 34.46)

34.54      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan

34.55      Wilmington Trust, National Association, as Trustee of the 85 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.56      Wells Fargo Bank, National Association, as Custodian of the 85 Broad Street Mortgage Loan (see Exhibit 34.4)

34.57      Park Bridge Lender Services LLC, as Operating Advisor of the 85 Broad Street Mortgage Loan

34.58      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 85 Broad Street Mortgage Loan (see Exhibit 34.51)

34.59      National Tax Search, LLC, as Servicing Function Participant of the 85 Broad Street Mortgage Loan (see Exhibit 34.52)

34.60      Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 34.46)

34.61      Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 34.46)

34.62      Wilmington Trust, National Association, as Trustee of the West Town Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.63      Wells Fargo Bank, National Association, as Custodian of the West Town Mall Mortgage Loan (see Exhibit 34.4)

34.64      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 34.51)

34.65      National Tax Search, LLC, as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 34.52)

34.66      KeyBank National Association, as Primary Servicer of the Two Independence Square Mortgage Loan (see Exhibit 34.1)

34.67      AEGON USA Realty Advisors, LLC, as Special Servicer of the Two Independence Square Mortgage Loan (see Exhibit 34.47)

34.68      Wells Fargo Bank, National Association, as Trustee of the Two Independence Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.69      Wells Fargo Bank, National Association, as Custodian of the Two Independence Square Mortgage Loan (see Exhibit 34.4)

34.70      Park Bridge Lender Services LLC, as Operating Advisor of the Two Independence Square Mortgage Loan (see Exhibit 34.57)

34.71      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 34.54)

34.72      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 34.54)

34.73      Wells Fargo Bank, National Association, as Trustee of the IC Leased Fee Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.74      Wells Fargo Bank, National Association, as Custodian of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.75      Park Bridge Lender Services LLC, as Operating Advisor of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 34.57)

34.76      Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 34.46)

34.77      Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 34.2)

34.78      Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

34.79      Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 34.4)

34.80      Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 34.5)

34.81      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 34.51)

34.82      National Tax Search, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 34.52)

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

35.2        Rialto Capital Advisors, LLC, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 35.1)

35.5        Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 35.2)

35.6        KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.1)

35.7        Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.2)

35.8        KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 35.1)

35.9        Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 35.2)

35.10      KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.1)

35.11      Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.2)

35.12      KeyBank National Association, as Primary Servicer of the Center 78 Mortgage Loan (see Exhibit 35.1)

35.13      Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 35.2)

35.14      KeyBank National Association, as Primary Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 35.1)

35.15      Rialto Capital Advisors, LLC, as Special Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 35.2)

35.16      KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.17      Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.18      KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 35.1)

35.19      Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 35.2)

35.20      Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

35.21      AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

35.22      Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan (see Exhibit 35.20)

35.23      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.24      Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 35.20)

35.25      Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 35.20)

35.26      KeyBank National Association, as Primary Servicer of the Two Independence Square Mortgage Loan (see Exhibit 35.1)

35.27      AEGON USA Realty Advisors, LLC, as Special Servicer of the Two Independence Square Mortgage Loan (see Exhibit 35.21)

35.28      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.29      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.30      Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.20)

35.31      Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.2)

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

Date: March 20, 2020