Form 10-K
period 2021-12-31
CSAIL 2017-CX9 Commercial Mortgage Trust
filed 2022-03-09
CIK 1716602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 245 Park Avenue Mortgage Loan, which constituted approximately 6.3% of the asset pool of the issuing entity as of its cut-off date.  The 245 Park Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 245 Park Avenue Mortgage Loan, twenty-one other pari passu loans and five subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the 245 Park Avenue Trust 2017-245P transaction (the “245 Park Avenue 2017-245P Transaction”). This loan combination, including the 245 Park Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the 245 Park Avenue 2017-245P Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 85 Broad Street Mortgage Loan, which constituted approximately 5.2% of the asset pool of the issuing entity as of its cut-off date.  The 85 Broad Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 85 Broad Street Mortgage Loan, three other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSAIL 2017-C8 Commercial Mortgage Trust transaction, Commission File Number 333-207361-05 (the “CSAIL 2017-C8 Transaction”). This loan combination, including the 85 Broad Street Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-C8 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the West Town Mall Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The West Town Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the West Town Mall Mortgage Loan, three other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the West Town Mall Trust 2017-KNOX transaction (the “WTOWN 2017-KNOX Transaction”). This loan combination, including the West Town Mall Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the WTOWN 2017-KNOX Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Two Independence Square Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date.  The Two Independence Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Two Independence Square Mortgage Loan, two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSMC 2017-MOON transaction (the “CSMC 2017-MOON Transaction”). This loan combination, including the Two Independence Square Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CSMC 2017-MOON Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

AEGON USA Realty Advisors, LLC is the special servicer of the Two Independence Square Mortgage Loan and the 245 Park Avenue Mortgage Loan, which constituted approximately 6.4% and 6.3%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Two Independence Square Mortgage Loan from January 1, 2021 to March 10, 2021 and the 245 Park Avenue Mortgage Loan from January 1, 2021 to April 12, 2021. As a result, AEGON USA Realty Advisors, LLC falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, AEGON USA Realty Advisors, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Situs Holdings, LLC is the special servicer of the Two Independence Square Mortgage Loan and the 245 Park Avenue Mortgage Loan, which constituted approximately 6.4% and 6.3%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Two Independence Square Mortgage Loan from March 11, 2021 to December 31, 2021 and the 245 Park Avenue Mortgage Loan from April 13, 2021 to December 31, 2021. As a result, Situs Holdings, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the 245 Park Avenue Mortgage Loan, the 85 Broad Street Mortgage Loan, the West Town Mall Mortgage Loan and the Westin Building Exchange Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 85 Broad Street Mortgage Loan, the IC Leased Fee Hotel Portfolio Mortgage Loan, the Two Independence Square Mortgage Loan and the 245 Park Avenue Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of the Two Independence Square Mortgage Loan prior to March 11, 2021 and the 245 Park Avenue Mortgage Loan prior to April 13, 2021 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of and Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the 85 Broad Street Mortgage Loan and the primary servicer and special servicer of IC Leased Fee Hotel Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the Two Independence Square Mortgage Loan prior to March 11, 2021 and the 245 Park Avenue Mortgage Loan prior to April 13, 2021 and Situs Holdings, LLC as special servicer of the Two Independence Square Mortgage Loan on and after March 11, 2021 and the 245 Park Avenue Mortgage Loan on and after April 13, 2021 listed on the Exhibit Index is omitted from this Annual Report on From 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.8         KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 33.1)

33.9         Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 33.2)

33.10       Wells Fargo Bank, National Association, as Trustee of the Park Center Phase I Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 33.4)

33.12       Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan (see Exhibit 33.5)

33.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.14       KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.15       Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.2)

33.16       Wells Fargo Bank, National Association, as Trustee of The Boulders Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.4)

33.18       Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 33.5)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.20       KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.1)

33.21       Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.2)

33.22       Wells Fargo Bank, National Association, as Trustee of the JW Marriott Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.4)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.5)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

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

33.27       Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 33.2)

33.28       Wells Fargo Bank, National Association, as Trustee of the Center 78 Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Center 78 Mortgage Loan (see Exhibit 33.4)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Center 78 Mortgage Loan (see Exhibit 33.5)

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.32       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.1)

33.33       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.2)

33.34       Wells Fargo Bank, National Association, as Trustee of the 300 Montgomery Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 33.4)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 33.5)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.38       KeyBank National Association, as Primary Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 33.1)

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 33.2)

33.40       Wells Fargo Bank, National Association, as Trustee of the Acropolis Garden Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Acropolis Garden Mortgage Loan (see Exhibit 33.4)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the Acropolis Garden Mortgage Loan (see Exhibit 33.5)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.44       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.46       Wells Fargo Bank, National Association, as Trustee of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.50       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 33.1)

33.51       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 33.2)

33.52       Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 33.4)

33.54       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 33.5)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

33.57       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan prior to April 13, 2021 (Omitted. See Explanatory Notes.)

33.58       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan on and after April 13, 2021

33.59       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.61       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan (see Exhibit 33.56)

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan

33.66       Wilmington Trust, National Association, as Trustee of the 85 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the 85 Broad Street Mortgage Loan (see Exhibit 33.4)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the 85 Broad Street Mortgage Loan

33.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the 85 Broad Street Mortgage Loan (see Exhibit 33.62)

33.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 33.56)

33.72       Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 33.56)

33.73       Wilmington Trust, National Association, as Trustee of the West Town Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the West Town Mall Mortgage Loan (see Exhibit 33.4)

33.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 33.62)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.77       KeyBank National Association, as Primary Servicer of the Two Independence Square Mortgage Loan (see Exhibit 33.1)

33.78       AEGON USA Realty Advisors, LLC, as Special Servicer of the Two Independence Square Mortgage Loan prior to March 11, 2021  (Omitted. See Explanatory Notes.)

33.79       Situs Holdings, LLC, as Special Servicer of the Two Independence Square Mortgage Loan on and after March 11, 2021 (see Exhibit 33.58)

33.80       Wells Fargo Bank, National Association, as Trustee of the Two Independence Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Wells Fargo Bank, National Association, as Custodian of the Two Independence Square Mortgage Loan (see Exhibit 33.4)

33.82       Park Bridge Lender Services LLC, as Operating Advisor of the Two Independence Square Mortgage Loan (see Exhibit 33.68)

33.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.84       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 33.65)

33.85       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 33.65)

33.86       Wells Fargo Bank, National Association, as Trustee of the IC Leased Fee Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Wells Fargo Bank, National Association, as Custodian of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.88       Park Bridge Lender Services LLC, as Operating Advisor of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 33.68)

33.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.90       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 33.56)

33.91       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 33.2)

33.92       Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 33.4)

33.94       Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 33.5)

33.95       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 33.62)

33.96       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

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

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.8         KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 34.1)

34.9         Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 34.2)

34.10       Wells Fargo Bank, National Association, as Trustee of the Park Center Phase I Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 34.4)

34.12       Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan (see Exhibit 34.5)

34.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.14       KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.15       Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.2)

34.16       Wells Fargo Bank, National Association, as Trustee of The Boulders Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.4)

34.18       Pentalpha Surveillance LLC, as Operating Advisor of The Boulders Resort & Spa Mortgage Loan (see Exhibit 34.5)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.20       KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.1)

34.21       Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.2)

34.22       Wells Fargo Bank, National Association, as Trustee of the JW Marriott Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.4)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.5)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

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

34.27       Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 34.2)

34.28       Wells Fargo Bank, National Association, as Trustee of the Center 78 Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Center 78 Mortgage Loan (see Exhibit 34.4)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Center 78 Mortgage Loan (see Exhibit 34.5)

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.32       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.1)

34.33       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.2)

34.34       Wells Fargo Bank, National Association, as Trustee of the 300 Montgomery Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 34.4)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 34.5)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.38       KeyBank National Association, as Primary Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 34.1)

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 34.2)

34.40       Wells Fargo Bank, National Association, as Trustee of the Acropolis Garden Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Acropolis Garden Mortgage Loan (see Exhibit 34.4)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the Acropolis Garden Mortgage Loan (see Exhibit 34.5)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.44       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.46       Wells Fargo Bank, National Association, as Trustee of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.50       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 34.1)

34.51       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 34.2)

34.52       Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 34.4)

34.54       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 34.5)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

34.57       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan prior to April 13, 2021 (Omitted. See Explanatory Notes.)

34.58       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan on and after April 13, 2021

34.59       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.61       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan (see Exhibit 34.56)

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan

34.66       Wilmington Trust, National Association, as Trustee of the 85 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the 85 Broad Street Mortgage Loan (see Exhibit 34.4)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the 85 Broad Street Mortgage Loan

34.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the 85 Broad Street Mortgage Loan (see Exhibit 34.62)

34.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 34.56)

34.72       Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 34.56)

34.73       Wilmington Trust, National Association, as Trustee of the West Town Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the West Town Mall Mortgage Loan (see Exhibit 34.4)

34.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the West Town Mall Mortgage Loan (see Exhibit 34.62)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.77       KeyBank National Association, as Primary Servicer of the Two Independence Square Mortgage Loan (see Exhibit 34.1)

34.78       AEGON USA Realty Advisors, LLC, as Special Servicer of the Two Independence Square Mortgage Loan prior to March 11, 2021 (Omitted. See Explanatory Notes.)

34.79       Situs Holdings, LLC, as Special Servicer of the Two Independence Square Mortgage Loan on and after March 11, 2021 (see Exhibit 34.58)

34.80       Wells Fargo Bank, National Association, as Trustee of the Two Independence Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Wells Fargo Bank, National Association, as Custodian of the Two Independence Square Mortgage Loan (see Exhibit 34.4)

34.82       Park Bridge Lender Services LLC, as Operating Advisor of the Two Independence Square Mortgage Loan (see Exhibit 34.68)

34.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.84       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 34.65)

34.85       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 34.65)

34.86       Wells Fargo Bank, National Association, as Trustee of the IC Leased Fee Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Wells Fargo Bank, National Association, as Custodian of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.88       Park Bridge Lender Services LLC, as Operating Advisor of the IC Leased Fee Hotel Portfolio Mortgage Loan (see Exhibit 34.68)

34.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.90       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 34.56)

34.91       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 34.2)

34.92       Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 34.4)

34.94       Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 34.5)

34.95       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 34.62)

34.96       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 35.2)

35.7         KeyBank National Association, as Primary Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of The Boulders Resort & Spa Mortgage Loan (see Exhibit 35.2)

35.9         KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 35.2)

35.11       KeyBank National Association, as Primary Servicer of the Center 78 Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 35.2)

35.13       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.2)

35.15       KeyBank National Association, as Primary Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 35.2)

35.17       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.19       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 35.1)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

35.22       AEGON USA Realty Advisors, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan prior to April 13, 2021 (Omitted. See Explanatory Notes.)

35.23       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan on and after April 13, 2021 (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan (see Exhibit 35.21)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the West Town Mall Mortgage Loan (see Exhibit 35.21)

35.27       Wells Fargo Bank, National Association, as Special Servicer of the West Town Mall Mortgage Loan (see Exhibit 35.21)

35.28       KeyBank National Association, as Primary Servicer of the Two Independence Square Mortgage Loan (see Exhibit 35.1)

35.29       AEGON USA Realty Advisors, LLC, as Special Servicer of the Two Independence Square Mortgage Loan prior to March 11, 2021 (Omitted. See Explanatory Notes.)

35.30       Situs Holdings, LLC, as Special Servicer of the Two Independence Square Mortgage Loan on and after March 11, 2021 (Omitted. See Explanatory Notes.)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the IC Leased Fee Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.21)

35.34       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.2)

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
(Depositor)

/s/ Julia Powell

Julia Powell, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 9, 2022