Form 10-K
period 2023-12-31
CSAIL 2017-CX9 Commercial Mortgage Trust
filed 2024-03-11
CIK 1716602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                       Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The Park Center Phase I Mortgage Loan, the JW Marriott Chicago Mortgage Loan, the Center 78 Mortgage Loan, the 300 Montgomery Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan and the Apex Fort Washington Mortgage Loan, which constituted approximately 9.3%, 4.7%, 4.2%, 4.2%, 2.3% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Park Center Phase I Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the JW Marriott Chicago Mortgage Loan, two other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity, (c) with respect to the Center 78 Mortgage Loan, one other pari passu loan and one subordinate companion loan, each of which are not assets of the issuing entity, (d) with respect to the 300 Montgomery Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the Carolina Hotel Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (f) with respect to the Apex Fort Washington Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Park Center Phase I Mortgage Loan, the JW Marriott Chicago Mortgage Loan, the Center 78 Mortgage Loan, the 300 Montgomery Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan and the Apex Fort Washington Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The Boulders Resort & Spa Mortgage Loan and the Acropolis Garden Mortgage Loan, each previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, were not an asset of the issuing entity during the reporting period and are omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

The West Town Mall Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Two Independence Square Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The IC Leased Fee Hotel Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Westin Building Exchange Mortgage Loan, which constituted approximately 7.9% of the asset pool of the issuing entity as of its cut-off date.  The Westin Building Exchange Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Westin Building Exchange Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the BANK 2017-BNK7 transaction, Commission File Number 333-206677-18 (the “BANK 2017-BNK7 Transaction”). This loan combination, including the Westin Building Exchange Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2017-BNK7 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Westin Building Exchange Mortgage Loan, the 245 Park Avenue Mortgage Loan and the 85 Broad Street Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Westin Building Exchange Mortgage Loan, the 245 Park Avenue Mortgage Loan and the 85 Broad Street Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Park Center Phase I Mortgage Loan, the JW Marriott Chicago Mortgage Loan, the 300 Montgomery Mortgage Loan, the Center 78 Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan and the Apex Fort Washington Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Park Center Phase I Mortgage Loan, the JW Marriott Chicago Mortgage Loan, the 300 Montgomery Mortgage Loan, the Center 78 Mortgage Loan, the Carolina Hotel Portfolio Mortgage Loan and the Apex Fort Washington Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the 245 Park Avenue Mortgage Loan, the 85 Broad Street Mortgage Loan and the Westin Building Exchange Mortgage Loan.  Pursuant to the trust and servicing agreement for the 245 Park Avenue 2017-245P Transaction, the pooling and servicing agreement for the CSAIL 2017-C8 Transaction and the pooling and servicing agreement for the BANK 2017-BNK7 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 245 Park Avenue Mortgage Loan, the 85 Broad Street Mortgage Loan and the Westin Building Exchange Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the 245 Park Avenue Mortgage Loan, the 85 Broad Street Mortgage Loan and the Westin Building Exchange Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 245 Park Avenue Mortgage Loan, the 85 Broad Street Mortgage Loan and the Westin Building Exchange Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 245 Park Avenue Mortgage Loan and the 85 Broad Street Mortgage Loan, the servicer compliance statements of Situs Holdings, LLC as special servicer of the 245 Park Avenue Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the 85 Broad Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Westin Building Exchange Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2017-BNK7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK 2017-BNK7 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2017-BNK7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.4           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.5           Agreement Between Note Holders, dated as of September 29, 2017, by and between Column Financial, Inc., as Initial Note A-1 Holder and Column Financial, Inc., as Initial A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.6           Agreement Between Note Holders, dated as of September 5, 2017, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of May 30, 2017, by and among JPMorgan Chase Bank, National Association, Natixis Real Estate Capital LLC, Societe Generale, Deutsche Bank, AG, New York Branch and Barclays Bank PLC (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of June 13, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-A-1 Holder, as Natixis Real Estate Capital LLC, as Initial Note A-A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-A-3 Holder, Natixis Real Estate Capital LLC, as Initial Note A-B Holder, Natixis Real Estate Capital LLC, as Initial Note B-A Holder and Natixis Real Estate Capital LLC, as Initial Note B-B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of July 28, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-3 Holder, Natixis Real Estate Capital LLC, as Initial Note B-1-A Holder, Natixis Real Estate Capital LLC, as Initial Note B-1-B Holder and Natixis Real Estate Capital LLC, as Initial Note B-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of September 29, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of August 31, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder and Natixis Real Estate Capital LLC, as Initial Junior Noteholder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of July 31, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder and Benefit Street Partners CRE Finance LLC as Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of June 16, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, Benefit Street Partners CRE Finance LLC, as Note A-2 Holder and Benefit Street Partners CRE Finance LLC, as Note A-3 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

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

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

33.10       Wells Fargo Bank, National Association, as Trustee of the Park Center Phase I Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 33.4)

33.12       Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan (see Exhibit 33.5)

33.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.14       KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.1)

33.15       Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.2)

33.16       Wells Fargo Bank, National Association, as Trustee of the JW Marriott Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.4)

33.18       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.5)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.20       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.1)

33.21       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.2)

33.22       Wells Fargo Bank, National Association, as Trustee of the 300 Montgomery Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 33.4)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 33.5)

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

33.28       Wells Fargo Bank, National Association, as Trustee of the Center 78 Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Center 78 Mortgage Loan (see Exhibit 33.4)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Center 78 Mortgage Loan (see Exhibit 33.5)

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.32       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.33       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.34       Wells Fargo Bank, National Association, as Trustee of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.38       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 33.1)

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 33.2)

33.40       Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 33.4)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 33.5)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

33.45       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

33.46       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.48       BellOak, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan (see Exhibit 33.44)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan

33.53       Wilmington Trust, National Association, as Trustee of the 85 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the 85 Broad Street Mortgage Loan (see Exhibit 33.4)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the 85 Broad Street Mortgage Loan

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the 85 Broad Street Mortgage Loan (see Exhibit 33.49)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 33.44)

33.59       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 33.2)

33.60       Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 33.4)

33.62       Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 33.5)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 33.49)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.10       Wells Fargo Bank, National Association, as Trustee of the Park Center Phase I Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the Park Center Phase I Mortgage Loan (see Exhibit 34.4)

34.12       Pentalpha Surveillance LLC, as Operating Advisor of the Park Center Phase I Mortgage Loan (see Exhibit 34.5)

34.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.14       KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.1)

34.15       Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.2)

34.16       Wells Fargo Bank, National Association, as Trustee of the JW Marriott Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.4)

34.18       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.5)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.20       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.1)

34.21       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.2)

34.22       Wells Fargo Bank, National Association, as Trustee of the 300 Montgomery Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 34.4)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 34.5)

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

34.28       Wells Fargo Bank, National Association, as Trustee of the Center 78 Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Center 78 Mortgage Loan (see Exhibit 34.4)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Center 78 Mortgage Loan (see Exhibit 34.5)

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.32       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.33       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.34       Wells Fargo Bank, National Association, as Trustee of the Carolina Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.38       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 34.1)

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 34.2)

34.40       Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 34.4)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 34.5)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

34.45       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

34.46       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.48       BellOak, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan (see Exhibit 34.44)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan

34.53       Wilmington Trust, National Association, as Trustee of the 85 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the 85 Broad Street Mortgage Loan (see Exhibit 34.4)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the 85 Broad Street Mortgage Loan

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the 85 Broad Street Mortgage Loan (see Exhibit 34.49)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 34.44)

34.59       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 34.2)

34.60       Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 34.4)

34.62       Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 34.5)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 34.49)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Park Center Phase I Mortgage Loan (see Exhibit 35.2)

35.7         KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 35.2)

35.9         KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.2)

35.11       KeyBank National Association, as Primary Servicer of the Center 78 Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 35.2)

35.13       KeyBank National Association, as Primary Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Carolina Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.15       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan

35.18       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan (see Exhibit 35.17)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.17)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.2)

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

/s/ Lawrence Chun

Lawrence Chun, Authorized Signatory

(senior officer in charge of securitization of the depositor)

Date: March 11, 2024