Form 10-K
period 2025-12-31
CSAIL 2017-CX9 Commercial Mortgage Trust
filed 2026-03-18
CIK 1716602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not applicable.

EXPLANATORY NOTES

The JW Marriott Chicago Mortgage Loan, the Center 78 Mortgage Loan, the 300 Montgomery Mortgage Loan, the Acropolis Garden Mortgage Loan and the Apex Fort Washington Mortgage Loan, which constituted approximately 4.7%, 4.2%,  4.2%, 2.9% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the JW Marriott Chicago Mortgage Loan, two other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity, (b) with respect to the Center 78 Mortgage Loan, one other pari passu loan and one subordinate companion loan, each of which are not assets of the issuing entity, (c) with respect to the 300 Montgomery Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Acropolis Garden Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the Apex Fort Washington Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the JW Marriott Chicago Mortgage Loan, the Center 78 Mortgage Loan, the 300 Montgomery Mortgage Loan, the Acropolis Garden Mortgage Loan and the Apex Fort Washington Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The Park Center Phase I Mortgage Loan and the Carolina Hotel Portfolio Mortgage Loan, previously assets of the issuing entity being serviced under the Pooling and Servicing Agreement, were not assets of the issuing entity during the reporting period and are omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (with respect to the JW Marriott Chicago Mortgage Loan, prior to September 17, 2025) and the Westin Building Exchange Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Westin Building Exchange Mortgage Loan, the 245 Park Avenue Mortgage Loan and the 85 Broad Street Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the Westin Building Exchange Mortgage Loan, the 245 Park Avenue Mortgage Loan and the 85 Broad Street Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the JW Marriott Chicago Mortgage Loan, the 300 Montgomery Mortgage Loan, the Center 78 Mortgage Loan, the Acropolis Garden Mortgage Loan and the Apex Fort Washington Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the JW Marriott Chicago Mortgage Loan, the 300 Montgomery Mortgage Loan, the Center 78 Mortgage Loan, the Acropolis Garden Mortgage Loan and the Apex Fort Washington Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the 245 Park Avenue Mortgage Loan, the 85 Broad Street Mortgage Loan and the Westin Building Exchange Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the JW Marriott Chicago Mortgage Loan, the 245 Park Avenue Mortgage Loan and the 85 Broad Street Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Torchlight Loan Services, LLC, as special servicer of the JW Marriott Chicago Mortgage Loan on and after September 17, 2025 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the 85 Broad Street Mortgage Loan on and after January 21, 2025 to December 31, 2025 and Midland Loan Services, a Division of PNC Bank, National Association prior to January 21, 2025 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the 245 Park Avenue Mortgage Loan, CWCapital Asset Management LLC as special servicer of the 85 Broad Street Mortgage Loan on and after January 21, 2025, Torchlight Loan Services, LLC as special servicer of the JW Marriott Chicago Mortgage Loan on and after September 17, 2025 and Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the 85 Broad Street Mortgage Loan prior to January 21, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer.

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business. Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

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

4.5          Agreement Between Note Holders, dated as of September 5, 2017, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.6           Co-Lender Agreement, dated as of May 30, 2017, by and among JPMorgan Chase Bank, National Association, Natixis Real Estate Capital LLC, Societe Generale, Deutsche Bank, AG, New York Branch and Barclays Bank PLC (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of June 13, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-A-1 Holder, as Natixis Real Estate Capital LLC, as Initial Note A-A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-A-3 Holder, Natixis Real Estate Capital LLC, as Initial Note A-B Holder, Natixis Real Estate Capital LLC, as Initial Note B-A Holder and Natixis Real Estate Capital LLC, as Initial Note B-B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of July 28, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-3 Holder, Natixis Real Estate Capital LLC, as Initial Note B-1-A Holder, Natixis Real Estate Capital LLC, as Initial Note B-1-B Holder and Natixis Real Estate Capital LLC, as Initial Note B-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.9         Co-Lender Agreement, dated as of September 29, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of August 31, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder and Natixis Real Estate Capital LLC, as Initial Junior Noteholder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of June 29, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of June 16, 2017, between Benefit Street Partners CRE Finance LLC, as Note A-1 Holder, Benefit Street Partners CRE Finance LLC, as Note A-2 Holder and Benefit Street Partners CRE Finance LLC, as Note A-3 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on September 29, 2017 under Commission File No. 333-207361-06 and incorporated by reference herein).

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

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.8         KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.1)

33.9         Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan prior to September 17, 2025 (see Exhibit 33.2)

33.10       Torchlight Loan Services, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan on and after September 17, 2025 (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Trustee of the JW Marriott Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.4)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Chicago Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.15       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.1)

33.16       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 33.2)

33.17       Wells Fargo Bank, National Association, as Trustee of the 300 Montgomery Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 33.4)

33.19       Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.21       KeyBank National Association, as Primary Servicer of the Center 78 Mortgage Loan (see Exhibit 33.1)

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee of the Center 78 Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Center 78 Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the Center 78 Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.27       KeyBank National Association, as Primary Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 33.2)

33.29       Wells Fargo Bank, National Association, as Trustee of the Acropolis Garden Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Acropolis Garden Mortgage Loan (see Exhibit 33.4)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Acropolis Garden Mortgage Loan (see Exhibit 33.5)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.33       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 33.1)

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 33.2)

33.35       Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 33.4)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 33.5)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan prior to March 1, 2025

33.40       Trimont LLC, as Primary Servicer of the 245 Park Avenue Mortgage Loan on and after March 1, 2025

33.41       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

33.42       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.44       BellOak, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.39)

33.48       Trimont LLC, as Primary Servicer of the 85 Broad Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.40)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan prior to January 21, 2025 (Omitted. See Explanatory Notes.)

33.50       CWCapital Asset Management LLC, as Special Servicer of the 85 Broad Street Mortgage Loan on and after January 21, 2025 (Omitted. See Explanatory Notes.)

33.51       Wilmington Trust, National Association, as Trustee of the 85 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the 85 Broad Street Mortgage Loan (see Exhibit 33.4)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the 85 Broad Street Mortgage Loan

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the 85 Broad Street Mortgage Loan (see Exhibit 33.45)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan prior to March 1, 2025 (see Exhibit 33.39)

33.57       Trimont LLC, as Primary Servicer of the Westin Building Exchange Mortgage Loan on and after March 1, 2025 (see Exhibit 33.40)

33.58       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 33.2)

33.59       Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 33.4)

33.61       Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 33.5)

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 33.45)

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

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.8         KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.1)

34.9         Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan prior to September 17, 2025 (see Exhibit 34.2)

34.10       Torchlight Loan Services, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan on and after September 17, 2025 (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Trustee of the JW Marriott Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.4)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Chicago Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.15       KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.1)

34.16       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 34.2)

34.17       Wells Fargo Bank, National Association, as Trustee of the 300 Montgomery Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the 300 Montgomery Mortgage Loan (see Exhibit 34.4)

34.19       Pentalpha Surveillance LLC, as Operating Advisor of the 300 Montgomery Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.21       KeyBank National Association, as Primary Servicer of the Center 78 Mortgage Loan (see Exhibit 34.1)

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee of the Center 78 Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Center 78 Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the Center 78 Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.27       KeyBank National Association, as Primary Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 34.2)

34.29       Wells Fargo Bank, National Association, as Trustee of the Acropolis Garden Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Acropolis Garden Mortgage Loan (see Exhibit 34.4)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Acropolis Garden Mortgage Loan (see Exhibit 34.5)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.33       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 34.1)

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 34.2)

34.35       Wells Fargo Bank, National Association, as Trustee of the Apex Fort Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Apex Fort Washington Mortgage Loan (see Exhibit 34.4)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Apex Fort Washington Mortgage Loan (see Exhibit 34.5)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan prior to March 1, 2025

34.40       Trimont LLC, as Primary Servicer of the 245 Park Avenue Mortgage Loan on and after March 1, 2025

34.41       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan

34.42       Wilmington Trust, National Association, as Trustee of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the 245 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.44       BellOak, LLC, as Operating Advisor of the 245 Park Avenue Mortgage Loan

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the 245 Park Avenue Mortgage Loan

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.39)

34.48       Trimont LLC, as Primary Servicer of the 85 Broad Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.40)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan prior to January 21, 2025 (Omitted. See Explanatory Notes.)

34.50       CWCapital Asset Management LLC, as Special Servicer of the 85 Broad Street Mortgage Loan on and after January 21, 2025 (Omitted. See Explanatory Notes.)

34.51       Wilmington Trust, National Association, as Trustee of the 85 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the 85 Broad Street Mortgage Loan (see Exhibit 34.4)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the 85 Broad Street Mortgage Loan

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the 85 Broad Street Mortgage Loan (see Exhibit 34.45)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan prior to March 1, 2025 (see Exhibit 34.39)

34.57       Trimont LLC, as Primary Servicer of the Westin Building Exchange Mortgage Loan on and after March 1, 2025 (see Exhibit 34.40)

34.58       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 34.2)

34.59       Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 34.4)

34.61       Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 34.5)

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 34.45)

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

35.1         KeyBank National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer of the JW Marriott Chicago Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan prior to September 17, 2025 (see Exhibit 35.2)

35.7         Torchlight Loan Services, LLC, as Special Servicer of the JW Marriott Chicago Mortgage Loan on and after September 17, 2025 (Omitted. See Explanatory Notes.)

35.8         KeyBank National Association, as Primary Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the 300 Montgomery Mortgage Loan (see Exhibit 35.2)

35.10       KeyBank National Association, as Primary Servicer of the Center 78 Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Center 78 Mortgage Loan (see Exhibit 35.2)

35.12       KeyBank National Association, as Primary Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Acropolis Garden Mortgage Loan (see Exhibit 35.2)

35.14       KeyBank National Association, as Primary Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 35.1)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the Apex Fort Washington Mortgage Loan (see Exhibit 35.2)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the 245 Park Avenue Mortgage Loan prior to March 1, 2025

35.17       Trimont LLC, as Primary Servicer of the 245 Park Avenue Mortgage Loan on and after March 1, 2025

35.18       Situs Holdings, LLC, as Special Servicer of the 245 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 85 Broad Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.16)

35.20       Trimont LLC, as Primary Servicer of the 85 Broad Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.17)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 85 Broad Street Mortgage Loan prior to January 21, 2025 (Omitted. See Explanatory Notes.)

35.22       CWCapital Asset Management LLC, as Special Servicer of the 85 Broad Street Mortgage Loan on and after January 21, 2025 (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan prior to March 1, 2025 (see Exhibit 35.16)

35.24       Trimont LLC, as Primary Servicer of the Westin Building Exchange Mortgage Loan on and after March 1, 2025 (see Exhibit 35.17)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.2)

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

Credit Suisse Commercial Mortgage Securities Corp.
(Depositor)

/s/ Michael Parniawski

Michael Parniawski, Executive Director

(senior officer in charge of securitization of the depositor)

Date: March 18, 2026

/s/ Nader Attalla

Nader Attalla, Authorized Signatory

Date: March 18, 2026